Form 10-K
period 2004-12-31
FIRST FRANKLIN MORTGAGE LOAN TRUST 2004-FF5
filed 2005-03-31
CIK 1299036

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-111379-18


        Financial Asset Securities Corp.,as Depositor under the Pooling and Servicing Agreement dated as of July 1, 2004 providing for the Issuance of First Franklin Mortgage Loan Trust 2004-FF5 Asset Backed Certificates, Series 2004-FF5

     (Exact name of registrant as specified in its charter)


   Delaware                                         06-1442101
  (State or other jurisdiction of                   (I.R.S Employer
  incorporation or organization)                    Identification No.)



  600 Steamboat Road
  Greenwich, CT                                  06830
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (203) 625-2700


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 13.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Report of Independent Registered Public Accounting Firm


      a) Saxon Mortgage Services, Inc. as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards


      a) Saxon Mortgage Services, Inc. as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements


      a) Saxon Mortgage Services, Inc. as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) N/A.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    First Franklin Mortgage Loan Trust
    Asset Backed Certificates
    Series 2004-FF5
    (Registrant)


  Signed: Financial Asset Securities Corporation as Depositor

  By: /s/ Robert McGinnis
  By: Robert McGinnis, President

  Dated: March 30, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I,  Robert McGinnis, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containg distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of First Franklin Mortgage Loan Trust Asset Backed Certificates,
     Series 2004-FF5 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution information or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing, or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing, or similar, Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Servicing Agreement; and

  5. The reports disclosed all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar, agreement,that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Saxon Mortgage Services as Servicer, Wells Fargo Bank N.A.
     as Trustee.


     Date: March 30, 2005

     /s/ Robert McGinnis
     Signature

     President
     Title


  EX-99.1
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Saxon Mortgage Services, Inc.:


We have examined Saxon Mortgage Services, Inc.'s (the "Company") compliance with its established minimum servicing standards described in the accompanying Management's Assertion, dated March 15, 2005, as of and for the year ended December 31, 2004. Management is responsible for compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

Our examination disclosed the following material noncompliance with the timely refunding of escrow on paid-in-full loans and interest payments on escrow accounts in certain states during the year ended December 31,2004. In 4 of the 65 paid-in-full loans selected for testing in July 2004, the escrow balance had not been refunded within the 30-day requirement. In 4 of the 75 paid-in-full loans selected for testing in December 2004, the escrow balance had not been refunded within the 30-day requirement. In 42 of the 65 escrow balances in states requiring interest to be paid on escrow selected for testing in July 2004, the interest was not paid. In 3 of the 65 escrow balances in states requiring interest to be paid on escrow selected for testing in December 2004, the interest was not paid.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, as set forth in Appendix I.


/s/ Deloitte & Touche LLP

Princeton, NJ
March 15, 2005




(logo)
Saxon Mortgage Services, Inc.


March 15, 2005


As of and for the year ended December 31, 2004, Saxon Mortgage Services, Inc. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers except as noted in the following paragraphs.

In 4 of 65 paid-in-full loans selected for testing in July 2004, the escrow balance had not been refunded within the 30-day requirement. In 4 of 75 paid-in-full loans selected for testing in December 2004,the escrow had not been refunded within the 30-day requirement (Section I.4).

In 42 of the 65 escrow balances in states requiring interest to be paid on escrow selected for testing in July 2004, the interest was not paid. In 3 of the 65 escrow balances in states requiring interest to be paid on escrow selected for testing in December 2004, the interest was not paid (Section V.4).


As of and for the year ended December 31, 2004, the Company had in effect a fidelity bond in the aggregate amount of $30 million and a per loss amount of $15 million, and an errors and omissions policy in the amount of $15 million.



/s/ David L. Dill
David L. Dill
Executive Vice President

Saxon Mortgage Services, Inc. 4708 Mercantile Drive North Fort Worth, TX 76137-3605 P.O. Box 161489 Fort Worth, TX 76161-1489 (817) 665-7200
Fax (817) 665-7400





APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
   * be mathematically accurate;
   * be prepared within forty-five (45) calendar days after the cutoff date;
   * be reviewed and approved by someone other than the person who prepared the reconciliation; and
   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4.Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II MORTGAGE PAYMENTS

I. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.
2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.
3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES
1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to Investors in management's assertion.





  EX-99.2
(logo)
Saxon Mortgage Services, Inc.


March 15, 2005


As of and for the year ended December 31, 2004, Saxon Mortgage Services, Inc. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers except as noted in the following paragraphs.

In 4 of 65 paid-in-full loans selected for testing in July 2004, the escrow balance had not been refunded within the 30-day requirement. In 4 of 75 paid-in-full loans selected for testing in December 2004,the escrow had not been refunded within the 30-day requirement (Section I.4).

In 42 of the 65 escrow balances in states requiring interest to be paid on escrow selected for testing in July 2004, the interest was not paid. In 3 of the 65 escrow balances in states requiring interest to be paid on escrow selected for testing in December 2004, the interest was not paid (Section V.4).


As of and for the year ended December 31, 2004, the Company had in effect a fidelity bond in the aggregate amount of $30 million and a per loss amount of $15 million, and an errors and omissions policy in the amount of $15 million.



/s/ David L. Dill
David L. Dill
Executive Vice President

Saxon Mortgage Services, Inc. 4708 Mercantile Drive North Fort Worth, TX 76137-3605 P.O. Box 161489 Fort Worth, TX 76161-1489 (817) 665-7200
Fax (817) 665-7400


Appendix I

Minimum Servicing Standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
  * Be mathematically accurate;
  * Be prepared within forty-five (45) calendar days after the cutoff date;
  * Be reviewed and approved by someone other than the person who prepared the reconciliation; and
  * Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Reports documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
   (e.g., illness or unemployment).


VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.3
(logo) Saxon
Mortgage Services, Inc.


RE: Officer's Certificate 2004 Annual Reporting

The undersigned Officer certifies the following for the 2004 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ David Dill
Officer: David Dill

/s/ President
Title: President

/s/ 3-21-05
Date


We are a debt collector. Any information obtained will be used for that purpose.

Saxon Mortgage Services, Inc. * 4708 Mercantile Drive North * Fort Worth,
TX 76137-3605 P.O. Box 161489 * Fort Worth, TX 76161-1489 * (817) 665-7200 *
Fax (817) 665-7400





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            5,605,959.06         33,542,858.06                 0.00             592,157,141.95
   A-2                              449,824.52          3,122,194.24                 0.00              46,877,805.77
   A-3A                             685,115.71         17,428,088.20                 0.00              69,571,911.80
   A-3B                           1,461,780.15                  0.00                 0.00             160,300,000.00
   A-3C                             308,658.75                  0.00                 0.00              31,800,000.00
   B                                111,057.98                  0.00                 0.00               5,500,000.00
   C                             15,426,428.28                  0.00                 0.00              10,450,000.00
   M-1                              445,530.55                  0.00                 0.00              44,000,000.00
   M-2                              260,992.19                  0.00                 0.00              24,750,000.00
   M-3                              120,610.42                  0.00                 0.00              11,000,000.00
   M-4                              143,679.86                  0.00                 0.00              11,000,000.00
   M-5                              148,293.75                  0.00                 0.00              11,000,000.00
   M-6                              102,389.00                  0.00                 0.00               7,150,000.00
   M-7                              139,332.57                  0.00                 0.00               7,700,000.00
   M-8                              144,375.39                  0.00                 0.00               7,150,000.00
   M-9                              111,057.98                  0.00                 0.00               5,500,000.00
   P                                752,619.87                  0.00                 0.00                     100.00
   R                                      0.00                  0.00                 0.00                       0.00